Form 10-K
period 1998-12-31
PACIFICAMERICA HOME EQ LN AB NOTES SERIES 1998-2F CLASS A-F
filed 1999-03-30
CIK 1072299

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1998

                         Commission file number:  0-20897

        PACIFICAMERICA HOME EQUITY LOAN TRUST SERIES 1998-2F AND
          PACIFICAMERICA HOME EQUITY LOAN TRUST SERIES 1998-2V
     (as Issuers under the Indentures, dated as of June 1, 1998, providing for inter alia, the issuance of PacificAmerica Home-Equity Loan Asset-Backed Notes, Series 1998-2F and 1998-2V).


        PACIFICAMERICA HOME-EQUITY LOAN ASSET-BACKED NOTES, SERIES 1998-2F
                                   and 1998-2V.
            (Exact name of Registrant as specified in its Charter)

           CALIFORNIA                                  95-4465
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           VENTURA BOULEVARD, SUITE 102
           WOODLAND HILLS, CALIFORNIA  91364
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (818) 992-8999

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1998: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1998: NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

     Indentures of Registrant dated as of June 1, 1998 (hereby incorporated herein by reference as Exhibits 10.2 as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on July 2, 1998).

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Remittance Statement to the Certificateholders dated as of July 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of February 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 26, 1999.



     PART I

     ITEM 1.  Business.

     The trust fund (the "Trust") was created pursuant to Indentures dated as of June 1, 1998, between PacificAmerica Home Equity Loan Trust Series 1998-2F and 1998-2V, a Delaware business trust, as Issuer (the "Issuer"), and Bankers Trust Company of California, N.A., a national banking association, as Indenture Trustee (the "Indenture Trustee").

     The PacificAmerica Home Equity Loan Trust Series 1998-2F and 1998-2V (the "Issuer") will be formed pursuant to a Trust Agreement, dated as of June 1, 1998, between Merrill Lynch Mortgage Investors, Inc. (the "Depositor") and Wilmington Trust Company, the Owner Trustee. The Series 1992F Issuer will issue $62,036,000 aggregate principal amount of PacificAmerica Home Equity Loan Asset-Backed Notes, Series 1998-2F (the "Class A-F Notes"). The Class A-F Notes will be issued pursuant to an Indenture, dated as of June 1, 1998, A-F Notes will be issued pursuant to an Indenture dated June 1, 1998, between the Series 1992F Issuer and Bankers Trust Company of California, N.A., the Indenture Trustee. PacificAmerica Home Equity Loan Trust Series 1998-2V (the "Series 1999-2V Issuer") will be formed pursuant to Trust Agreement, dated as of June 1, 1998, between the Depositor and the Owner Trustee. The Series 1998-2V Issuer will issue $137,964,000 aggregate principal amount of PacificAmerica Home Equity Loan Asset-Backed Notes, Series 1998-2V (the "Class A-V Notes"). The Class A-V Notes will be issued pursuant to an Indenture, dated as of June 1, 1998, between the Series 1998-2V Issuer and the Indenture Trustee. Only the Class A-F Notes and the Class A-V Notes (together, the "Notes") are offered hereby.

     The Class A-F Notes and the Class A-V Notes will represent indebtedness of the related Issuer and will be secured by the related trust estate (the related "Trust Estate") created by the related Trust Agreement. The Trust Estate with respect to the Class A-F Notes will consist primarily of fixed rate, one- to four-family, first and second lien home equity loans (the "Initial Home Equity Loans") and any funds on deposit in the Interest Coverage Account an Pre-Funding Account (each as defined in the Prospectus Supplement, dated June 22, 1998. Additional Fixed Rate Loans (the "Fixed Rate Subsequent Loans" and, together with the Initial Fixed Rate Loans, the "Fixed Rate Loans") having an aggregate unpaid principal balance of up to $15,959,776 meeting the criteria set forth in the Prospectus Supplement, dated June 22, 1998, are intended to be purchased by the Series 1998-2F Issuer on or before August 25, 1998, with funds on deposit in the Pre-Funding Account, which will become part of the related Trust Estate. The Trust Estate with respect to the Class A-V Notes will consist primarily of adjustable rate, one- to four-family, first lien home equity loans (the "Initial Adjustable Rate Loans") and any funds on deposit in the Interest Coverage Account and Pre-Funding Account. Additional Adjustable Rate Loans (the "Adjustable Rate Subsequent Loans" and, together with the Initial Adjustable Rate Loans, the "Adjustable
     Rate Loans") having an aggregate unpaid principal balance of up to $35,493,597 meeting the criteria set forth in the Prospectus Supplement, dated June 22, 1998, are intended to be purchased by the Series 1998-2V Issuer on or before August 25, 1998, with funds on deposit in the Pre-Funding Account, which will become part of the related Trust Estate. The Fixed Rate Loans and the Adjustable Rate Loans (each, a "Loan Group") are sometimes referred to collectively as the Loans. In addition, the Class A-F Notes and the Class A-V Notes will each have the benefit of an irrevocable and unconditional financial guaranty insurance policy (the related "Note Insurance Policy") to be issued by Financial Security Assurance Inc. (the "Note Insurer") as described under "Description of the Notes-Note Insurance Policies" in the Prospectus Supplement dated June 22, 1998.

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

     The Issuer owns no property. The PacificAmerica Home Equity Loan Asset-Backed Notes, Series 1998-2F and 1998-2V, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The PacificAmerica Home Equity Loan Asset-Backed Notes, Series 1998-2F and 1998-2V, represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Registrant's Mortgage Pass-Through Certificates, Series 1998-2F and 1998-2V are treated as "common equity."

     (a) Market Information. There is no established public trading market for the Registrant's Certificates. The Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1998 was: 21.

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Remittance Statement to the Certificateholders dated as of July 27, 1998, and filed with the Securities and Exchange Commission on Form
     8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of February 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 26, 1999.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 8.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.  The Trust does not have officers or directors.
     Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 1998, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities:


     Boston Safe Deposit and Trust Company
     Constance Holloway
     c/o Mellon Bank N.A.
     Three Mellon Bank Center, Room 153-3015
     Pittsburgh, PA  15259
     Series 1998-2
     Class A-F
     $4,355,000
     7.0%

     Chase Manhattan bank
     Orma Trim Supervisor
     4 New York Plaza
     13th Floor
     New York, NY  10004.
     Series 1998-2
     Class A-F
     $20,000,000
     32.0%

     Citibank, N.A.
     Marta Hoosian
     P.O. Box 30576
     Tampa, FL  33630-3576
     Series 1998-2
     Class A-F
     $17,036,000
     27.0%

     State Street Bank and Trust Company
     Joseph J. Callahan
     Global Corp Action Dept JAB5W
     Boston, MA  02105-1631
     Series 1998-2
     Class A-F
     $14,425,000
     23.0%

     Bankers Trust Company
     John Lasher
     c/o BT Services Tennessee Inc.
     648 Grassmere Park Drive
     Nashville, TN 37211
     Series 1998-2
     Class A-V
     $12,500,000
     9.0%

     Chase Manhattan bank
     Orma Trim Supervisor
     4 New York Plaza
     13th Floor
     New York, NY  10004.
     Series 1998-2
     Class A-V
     $43,000,000
     31.0%

     Daiwa Securities America Inc.
     Joni Jones
     Financial Square
     32 Old Slip, 14th Floor
     New York, NY  10005
     Series 1998-2
     Class A-V
     $17,600,000
     13.0%

     Northern Trust Company (The)
     Jarvis A. McKee
     801 S. Canal C-IN
     Chicago, IL  60607
     Series 1998-2
     Class
     A-V
     $12,500,000
     9.0%

     Prudential Securities Incorporated
     Issuer Services
     c/o ADP Proxy Services
     51 Mercedes Way
     Edgewood, NY  11717
     Series 1998-2
     Class A-V
     $17,400,000
     13.0%

     State Street Bank and Trust Company
     Joseph J. Callahan
     Global Corp Action Dept JAB5W
     Boston, MA  02105-1631
     Series 1998-2
     Class A-V
     $19,664,000
     14.0%

     Merrill Lynch Mortgage Capital Inc.
     World Financial Center
     North Tower 22 Fl
     New York, NY  10281
     Series 1998-2
     Certificates F
     $100.00
     100.0%

     Merrill Lynch Mortgage Capital Inc.
     World Financial Center
     North Tower 22 Fl
     New York, NY  10281
     Series 1998-2
     Certificates V
     $100.00
     100.0%


     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1998, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.

     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Monthly Remittance Statement to the Certificateholders dated as of July 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     Monthly Remittance Statement to the Certificateholders dated as of February 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 26, 1999.

     Annual Statement of Compliance by the Master Servicer is not currently available and will be subsequently filed on Form 8.

     Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Monthly Remittance Statement to the Certificateholders dated as of October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     Monthly Remittance Statement to the Certificateholders dated as of December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company of California, N.A. not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Indentures, dated as of June 1, 1998.


                             By:  /s/Judy L. Gomez
                             Judy L. Gomez
                             Assistant Vice President

     Date:  March 30, 1999


     EXHIBIT INDEX

     Exhibit Document

     1.1 Monthly Remittance Statement to the Certificateholders dated as of July 27, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     1.2 Monthly Remittance Statement to the Certificateholders dated as of August 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     1.3 Monthly Remittance Statement to the Certificateholders dated as of September 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on November 18, 1998.

     1.4 Monthly Remittance Statement to the Certificateholders dated as of October 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     1.5 Monthly Remittance Statement to the Certificateholders dated as of November 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on December 17, 1998.

     1.6 Monthly Remittance Statement to the Certificateholders dated as of December 28, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     1.7 Monthly Remittance Statement to the Certificateholders dated as of January 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 29, 1999.

     1.8 Monthly Remittance Statement to the Certificateholders dated as of February 25, 1999, and filed with the Securities and Exchange Commission on Form 8-K on March 26, 1999.

     1.9 Indentures of Registrant dated as of June 1, 1998 (hereby incorporated herein by reference as Exhibit 10.2 as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on July 2, 1998).